Form 10KSB
period 2001-12-31
BLUESTAR ENTERPRISES INC
filed 2002-04-16
CIK 1137264

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                    Commission file number 0-32579
                                           -------

                      Bluestar Enterprises, Inc.
            ----------------------------------------------
            (Name of small business issuer in its charter)

           Delaware                                       23-3075814
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     1422 Chestnut Street, Suite #410, Philadelphia, PA   19102
     -------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

         Issuer's Telephone Number:  (215) 893-3662
                                     --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.0001 par value per share.
               -----------------------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  [ X ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):
$ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of
December 31, 2001.

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I,
Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the
Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain
"forward-looking" statements as such term is defined in the Private
Securities Litigation Reform Act of 1995 or by the Securities and
Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance,
financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect,"
"believe," "anticipate," "intend," "could," "estimate," "might," or
"continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.
These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

     Bluestar Enterprises, Inc. (the "Company") was incorporated on
April 9, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.
The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

     The Company registered its common stock on a Form 10-SB
registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's headquarters in Philadelphia Pennsylvania is furnished by the Company's President at no charge. The Company does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal
proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company's securities do not currently, and have not in the past, traded on any active or liquid public market. Thus, there is currently no market for the Company's securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue.

Holders

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 2001 was one.

Dividends

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the
Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operations

     The Company has not engaged in any material operations or had any revenues from operations since its inception on April 9, 2001.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Results of Operations - April 9, 2001 (Inception) through December
31, 2001.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There
have been no operations since incorporation.

Liquidity and Capital Resources

     The Company has 5,000,000 shares of its Common Stock outstanding.
The Company has no operating history and no material assets. The
Company has $-0- in cash as of December 31, 2001. Except as stated
under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

ITEM 7.  FINANCIAL STATEMENTS.

                      BLUESTAR ENTERPRISES, INC.
                    (A Development Stage Company)

                   INDEPENDENT AUDITOR'S REPORT and
                         FINANCIAL STATEMENTS

                          December 31, 2001
                          -----------------

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                                INDEX
                                -----

------------------------------------------------------------------------------

                                                                       Page(s)
                                                                       -------
Independent Auditor's Report .........................................    3

Financial Statements

   Statement of Financial Position, as of December 31, 2001 ..........    4

   Statement of Operations and Deficit for the Period
    from April 9, 2001 (Inception) through December 31, 2001 .........    5

   Statement of Stockholders' Equity for the Period from
    April 9, 2001 (Inception) through December 31, 2001 ..............    6

   Statement of Cash Flows for the Period from April 9, 2001
    (Inception) through December 31, 2001 ............................    7

   Notes to Financial Statements .....................................    8-9

------------------------------------------------------------------------------

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

To the Board of Directors of:
Bluestar Enterprises, Inc.
(A Development Stage Company)
1422 Chestnut St., Suite 410
Philadelphia, PA 19102

We have audited the accompanying statement of financial position of
Bluestar Enterprises, Inc. (a development stage company) from April
9, 2001 (inception) through December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial
statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Bluestar Enterprises, Inc. (a development stage company) as of December
31, 2001, and the results of its operations and its cash flows for the period from April 9, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles.

Certified Public Accountant

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                       as at December 31, 2001
                       -----------------------

                                ASSETS

CURRENT ASSETS                                              $       0
                                                            ----------
      TOTAL CURRENT ASSETS                                  $       0
                                                            ----------
OTHER ASSETS                                                $       0
                                                            ----------
      TOTAL OTHER ASSETS                                    $       0
                                                            ----------
 TOTAL ASSETS                                               $       0
                                                            ==========

                 LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                         $       0
                                                            ----------
 TOTAL LIABILITIES                                          $       0
                                                            ----------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value;
   20,000,000 shares authorized, zero
   shares issued and outstanding                            $       0

   Common stock, $0.0001 par value;
   100,000,000 shares authorized;
   5,000,000 shares issued and
   outstanding                                              $     500

   Additional paid-in capital                               $       0

   Accumulated deficit during
   development stage                                        $    (500)
                                                            ----------

       TOTAL STOCKHOLDERS' EQUITY                           $       0
                                                            ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       0
                                                            ==========

 The accompanying notes are an integral part of financial statements.

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
                      April 9, 2001 (inception)
                         to December 31, 2001
                         --------------------

INCOME                                                 $        0

Operating Expenses

      Organization expense                                   (500)

                                                       -----------

TOTAL EXPENSES                                               (500)

PROVISION FOR INCOME TAXES                                      0
                                                       -----------

NET LOSS                                                     (500)
                                                       -----------

NET LOSS PER SHARE                                       $ (.0001)
                                                       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     5,000,000
                                                       ===========

 The accompanying notes are an integral part of financial statements.

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY
                      April 9, 2001 (inception)
                         to December 31, 2001
                         --------------------

                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------
April 10, 2001                  5,000,000   $      500      $        0      $      0      $        500
issued for services

Net loss                                                                        (500)             (500)
                              ------------  -----------     -----------     ---------     -------------
Balance, December 31, 2001      5,000,000   $      500      $        0      $   (500)     $          0
                              ============  ===========     ===========     =========     =============

 The accompanying notes are an integral part of financial statements.

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS
                      April 9, 2001 (inception)
                         to December 31, 2001
                         --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

   Net loss                                                                        $      (500)
   Adjustment to reconcile net loss to net cash provided by operational
   activities issue of common stock for services                                           500
                                                                                   ------------

NET CASH USED IN OPERATING EXPENSES                                                          0
                                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         0
                                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                         0
                                                                                   ------------

NET INCREASE (DECREASE)                                                            $         0
                                                                                   ------------

CASH, BEGINNING OF PERIOD                                                                    0
                                                                                   ------------

CASH, END OF PERIOD                                                                $         0
                                                                                   ============

 The accompanying notes are an integral part of financial statements.

                      BLUESTAR ENTERPRISES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS
                         to December 31, 2001
                         --------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Bluestar Enterprises, Inc. (the "Company") was incorporated in the
State of Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the
Company's organization and proposed fund raising.  The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowing or a combination thereof.

B. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

C. Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

D. Income Taxes

The Company accounts for income taxes under the Statement of
Financial Accounting Standards No. 109, "Accounting for Income
Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences
attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from April 9, 2001
(inception) through December 31, 2001.

NOTE 2.  STOCKHOLDERS' EQUITY

      A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the
Board of Directors. The Company did not issue any shares of its preferred stock as of December 31, 2001.

      B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value.  On April 10, 2001, the Company issued
5,000,000 shares of its common stock to DotCom Internet Ventures
Ltd. for an aggregate of $500 in services.

      C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  TRANSACTIONS WITH RELATED PARTY

The Company has signed an agreement (the "Agreement") with a related party, DotCom Internet Ventures Ltd. ("Dotcom") on April 10,
2001.  Dotcom owns 5,000,000 shares of the Company's common stock.
The Agreement calls for Dotcom to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1.

    a. Preparation and filing of required documents with
       the U.S. Securities and Exchange Commission.

    b. Locating and review of potential target companies.

    c. Payment of all corporate, organizational, and
       other costs incurred by the Company.

NOTE 4  SUBSEQUENT EVENTS

On January 11, 2002, the Company entered into a Mutual Termination
Agreement with Dotcom to immediately terminate the Agreement, which provided for Dotcom to locate business transaction candidates for the Company and a Shareholder Agreement, of even date, with Dotcom.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company's director hold office until the next annual
meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

     The current executive officers, key employee and sole director of the Company is as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 William Tay             31          President, Secretary-
                                     Treasurer & Sole Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the
above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the
Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Mr. William Tay has served as President, Chief Executive
Officer, Secretary-Treasurer and a member of the Board of Directors of the Company since April 9, 2001. Mr. Tay is President and Director and may hold or held other positions in the following companies since their inception, which are in parenthesis after the company names: Anacott Capital Corp. (April 2001), Bluestar Enterprises, Inc.
(April 2001), Prosperity Partners, Inc. (April 2001), and Thunor
International, Inc. (April 2001), none of these companies currently conduct any business. Dotcom Internet Ventures Ltd. (January 2000), a venture capital, financial consulting firm and financial advisory services to public and private companies. TotalSeek.Com, Inc.
(February 2001) an Internet search engine and directory service. Mr.
Tay is currently devoting his full time managing his own investments.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as
amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange
Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10%
shareholders are required by Commission regulations to furnish the
Company with copies of all Section 16(a) reports they file. To the
Company's knowledge, William Tay comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

      No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, William Tay, does not receive any compensation for his duties. On April 10, 2001, the Company issued
5,000,000 shares of its common stock as compensation to DotCom
Internet Ventures Ltd., a corporation controlled by its President,
Mr. Tay, in connection with services rendered and fees paid by
DotCom Internet Ventures Ltd. at the time of the formation of the
Company. Mr. Tay has not received any other compensation for his services rendered to the Company and is not accruing compensation.
As of the date of this filing, the Company has no funds available to pay officers and directors. There were no grants of options or
SAR grants given to William Tay during the period ended December 31,
2001. The following table shows the cash and non-cash compensation paid to William Tay.

                         Annual Compensation          Long Term Compensation
                         -------------------          ----------------------
                                                        Restricted         LTIP
Name and Position        Year     Salary Bonus Other    Stock Awards  SAR payout Other
-------------------      ----     -----  ----- -----    ------------  --- ------ -----
William Tay, C.E.O.      2001      -0-    -0-   -0-      5,000,000     0     0     0
Director

     The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth each person known by the
Company to be the beneficial owner of five percent or more of the
Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
William Tay                             5,000,000                   100%
1422 Chestnut Street
Suite #410
Philadelphia, PA 19102

All Executive Officers and
Directors as a Group (1 Person)         5,000,000                   100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 10, 2001, the Company issued a total of 5,000,000 shares of its common stock in the following manner. In consideration of
DotCom Internet Ventures Ltd. contributing toward the organizational expenses of the Company and for services rendered, the Company issued DotCom Internet Ventures Ltd. 5,000,000 shares of its common stock. William Tay, the President of the Company is the sole director, controlling shareholder and president of DotCom Internet
Ventures Ltd.

     On January 11, 2002, the Company entered into a Mutual Termination
Agreement with Dotcom Internet Ventures Ltd. to immediately terminate an Agreement, which provided for Dotcom Internet Ventures Ltd. to locate business transaction candidates for the Company and a Shareholder
Agreement, of even date, with Dotcom Internet Ventures Ltd.

     Under Rule 405 promulgated under the Securities Act of 1933,
Mr. Tay may be deemed to be a promoter of the Company. No other persons are known to management that would be deemed to be promoters.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits*

         (3.1) Certificate of Incorporation

         (3.2) Bylaws

         (3.3) Specimen Stock Certificate

        (10.1) Agreement with DotCom Internet Ventures Ltd.

        (10.2) Shareholder Agreement

----------
* Incorporated herein by reference to the Company's Registration
Statement on Form 10-SB, filed April 23, 2001, and the amendments thereto.

     (b) Reports on Form 8-K.

     None.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Bluestar Enterprises, Inc.

                           By: /s/ William Tay
                           -----------------------------------
                           William Tay
                           President, Chief Executive Officer,
                           Treasurer, Secretary and Director

                           Date: April 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
---------         -----                              ----

/s/ William Tay   President, Chief Executive         April 15, 2002
---------------   Officer, Treasurer, Secretary
William Tay       and Director