Form 10QSB
period 2002-03-31
BLUESTAR ENTERPRISES INC
filed 2002-04-18
CIK 1137264

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2002

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

   1422 Chestnut Street, Suite #410, Philadelphia, Pennsylvania 19102
   ------------------------------------------------------------------
               (Address of principal executive offices)

                            (215) 893-3662
                            --------------
            (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding at March 31, 2002
Common Stock, par value $0.0001                 5,000,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Bluestar Enterprises, Inc.
                    (A Development Stage Company)
                        As of March 31, 2002
                             (Unaudited)

                                ASSETS

      Cash                                                 $     -

      TOTAL ASSETS                                         $     -

                 LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES                                          $     -

      STOCKHOLDERS' EQUITY

      Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized, none issued and outstanding                    -

      Common Stock, $.0001 par value, 100,000,000 shares
      authorized, 5,000,000 issued and outstanding             500

      Additional paid-in capital                                 -

      Deficit accumulated during development stage            (500)

      Total Stockholders' Equity                                 -

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     -

            See accompanying notes to financial statements

                      Bluestar Enterprises, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                   Three Months            April 9, 2001
                                      Ended                 (Inception)
                                  March 31, 2002         to March 31, 2002
                                  --------------         -----------------

      Income                         $     -                 $      -

      Expenses
        Organization expense               -                      500

       Total expenses                      -                      500

      NET LOSS                       $     -                 $   (500)

            See accompanying notes to financial statements

                      Bluestar Enterprises, Inc.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
                             (Unaudited)

                                                                     Deficit
                                Common Stock                       Accumulated
                          -------------------------   Additional     During        Total
                           Numbers of                  paid-in     Development  Stockholders'
                             Shares       Amount       capital        Stage        Equity
                          ------------  -----------   -----------   ---------   -------------
Common Stock Issuance       5,000,000   $      500    $        -    $      -    $          -
Net loss for the periods
ended:
December 31, 2001                   -            -             -        (500)              -
March 31, 2002                      -            -             -           -               -
                          ------------  -----------   -----------   ---------   -------------
Balance March 31, 2002      5,000,000          500             -        (500)              -
                          ============  ===========   ===========   =========   =============

            See accompanying notes to financial statements

                      Bluestar Enterprises, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                   Three Months            April 9, 2001
                                      Ended                 (Inception)
                                  March 31, 2002         to March 31, 2002
                                  --------------         -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $      -                 $   (500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services              -                      500

 Net cash used in operating
  activities                               -                        -

CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                        -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                              -                        -

Net cash provided by
 financing activities                      -                        -

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -                        -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                        -

CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $      -                  $     -

            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Bluestar Enterprises, Inc. (a development stage company) ("the
Company") was incorporated in Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.  The
Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

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
"Accounting for Income Taxes" ("Statement 109"). Under Statement
109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and
liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2002.

NOTE 2  STOCKHOLDERS' EQUITY

        A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the
Board of Directors.

        B.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.  The Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. ("DIV") pursuant to Rule 506 for an aggregate consideration of $500 in services.

        C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  TRANSACTIONS WITH RELATED PARTY

On June 5, 2000, the Company signed an agreement with DIV, a related entity.  The Agreement calls for DIV to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

 1.  Preparation and filing of required documents with
     the U.S. Securities and Exchange Commission.

 2.  Location and review of potential target companies.

 3.  Payment of all corporate, organizational, and
     other costs incurred by the Company.

On January 11, 2002, the Company entered into a mutual termination agreement with DIV to immediately terminate the Agreement, which provided for DIV to locate business transaction candidates for the Company and a Shareholder Agreement, of even date, with DIV.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (April 9, 2001) through March 31,
2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2002.

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

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bluestar Enterprises, Inc.

                                   By: /s/ William Tay
                                   ----------------------------------
                                   William Tay
                                   President, Chief Executive Officer
                                   Treasurer, Secretary and Director

Dated: April 18, 2002