Form 10QSB
period 2002-09-30
BLUESTAR ENTERPRISES INC
filed 2002-11-15
CIK 1137264

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                        Commission file number 0-32579
                                               -------

                          BLUESTAR ENTERPRISES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   23-3075814
           --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification
        incorporation)                                   No.)

                 111 Pendleton Place Cir, Sugar Land, TX 77479
                 ---------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 281-313-4019
                                 ------------
             (Registrant's telephone number, including area code)

            1422 Chestnut Street, Suite 410, Philadelphia, PA 19102
            -------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                       Outstanding at September 30, 2002
                  Common Stock, par value $0.0001 - 5,000,000

   Transitional Small Business Disclosure Format (check one):[ ]Yes [X] No

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required  to  be filed with this 10-
QSB Quarterly Report were prepared by management and commence  on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                                BLUESTAR ENTERPRISES, INC.
                               (A Development Stage Company)

                                      Balance Sheets

                                          ASSETS

                                                          September 30,
                                                              2002         December
                                                          (Unaudited)      31, 2001
                                                          ------------   ------------

      Current assets:
        Cash                                              $         --   $         --
                                                          ------------   ------------
      TOTAL ASSETS                                        $         --   $         --
                                                          ============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES                                         $         --   $         --
                                                          ------------   ------------

      STOCKHOLDERS' EQUITY
      Preferred Stock, $.0001 par value,
        20,000,000 shares authorized, none
        issued and outstanding                                      --             --
      Common Stock, $.0001 par value,
        100,000,000 shares authorized,
        5,000,000 shares issued and
        outstanding                                                500            500
      Additional paid-in capital                                    --             --
      Deficit accumulated during development stage                (500)          (500)
                                                          ------------   ------------
      Total Stockholders' Equity                                    --             --
                                                          ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $         --   $         --
                                                          ============   ============

                See accompanying notes to financial statements

                           BLUESTAR ENTERPRISES, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)

                             3 Months            9 Months           April 9, 2001
                              Ended               Ended            (Inception) to
                             09/30/02            09/30/02             09/30/02
                           -------------       -------------        -------------

 Income                    $          --       $          --        $          --

 Expenses
   Organization expense               --                  --                  500
                           -------------       -------------        -------------
  Total expenses                      --                  --                  500
                           -------------       -------------        -------------
 NET (LOSS)                $          --       $          --        $        (500)
                           =============       =============        =============

                See accompanying notes to financial statements

                           BLUESTAR ENTERPRISES, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                     3 Months            9 Months           April 9, 2001
                                      Ended               Ended              (Inception)
                                     09/30/02            09/30/02            to 09/30/02
                                   -------------       -------------        -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                         $          --       $          --        $        (500)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
 services                                     --                  --                  500
                                   -------------       -------------        -------------
Net cash (used in) operating
 activities                                   --                  --                   --
                                   -------------       -------------        -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                   --                  --                   --
                                   -------------       -------------        -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                                 --                  --                   --
                                   -------------       -------------        -------------
Net cash provided by
 financing activities                         --                  --                   --
                                   -------------       -------------        -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         --                  --                   --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          --                  --                   --
                                   -------------       -------------        -------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                    $          --       $          --        $          --
                                   =============       =============        =============

                See accompanying notes to financial statements

                          BLUESTAR ENTERPRISES, INC.
                         (A Development Stage Company)

                         Notes To Financial Statements
              For the Period Ended September 30, 2002 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Bluestar  Enterprises,  Inc. (a development stage company) ("the Company")  was incorporated in the State of Delaware on April 9, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2002, the Company had not yet commenced  any  formal  business  operations,  and  all activity  to date relates to the Company's formation and proposed fund raising.
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
Under Statement  109,  the  effect  on deferred tax assets and liabilities of a change in tax rates is recognized in  income  in  the  period that includes the enactment  date.  There  were  no  current or deferred income  tax  expense  or benefits due to the Company not having  any  material operations for the period ending September 30, 2002.

E. Going Concern

The accompanying financial statements have been  prepared  in  conformity  with generally accepted accounting principles, which contemplate continuation of the
Company  as  a  going  concern. However, since the Company's inception in April
2001, it has incurred losses  and  has  not yet been successful in establishing any operations. These factors raise substantial  doubt about the ability of the
Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans  or private placement of its  equity  securities.  There  is  no  assurance  that  the Company  will  be successful in raising this additional capital.  The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome   of   these
uncertainties.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The  Company  is  authorized  to  issue 20,000,000 shares of preferred stock at
$0.0001  par  value,  with  such designations,  voting  and  other  rights  and preferences as may be determined  from  time to time by the Board of Directors.
The Company did not issue any shares of its preferred stock as of September 30,
2002.

B. Common Stock

The  Company  is authorized to issue 100,000,000  shares  of  common  stock  at
$0.0001 par value  and  the Company issued 5,000,000 shares of its common stock to Dotcom Internet Ventures Ltd. on April 10, 2001, pursuant to Rule 506 for an aggregate consideration of $500 in services.

In September 2002, the Company's then majority stockholder and sole officer and director sold 4,850,000 shares  of  the Company's common stock to the Company's current president and sole director,  Alfred  Oglesby,  for  $30,000 cash. Such transaction resulted in a change in control of the Company.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional  shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The  following  discussion  should  be read in conjunction with the information contained in the financial statements  of  the  Company  and  the Notes thereto appearing elsewhere herein.

Plan of Operation

The Company has not generated revenues since its inception.  The Company's plan of  operations  is  the  acquisition,  development  and operation of  companies
engaged in the operation of physical therapy clinics.   The  Company  plans  to
finance  these  acquisitions  through  the  sale of its equity securities.  The
Company  plans  to  execute  a  traditional  acquisition  strategy  to  acquire
operating   businesses   and  further  develop  them   through   branding   and
differentiation.  The Company will be implementing its business plan regionally from Texas and Mississippi and expand nationally.

The  Company  intends  to begin  raising  additional  capital  through  private
placements of its restricted  common  stock  in  November  2002.   The  Company
recognizes  it  will need this capital to continue on its acquisition schedule.
To  date,  the  Company  has  purchased  two  clinics  in  Mississippi  with  a combination of cash and stock valued at $1,000,000.  However, the Company still owes a final $200,000  payment  that  will  be  due  by  January 20, 2003.  The
Company  intends  to  make  that  final payment with funds raised  through  the private placement.

The Company has entered into a term  sheet  for  the  purchase  of  a clinic in
Texas.   The terms of purchase will require the Company to secure an additional
$160,000 in  capital,  in  order to close this acquisition if the parties enter
into a definitive agreement.   The  Company  intends to use funds raised in the
private placement to fund this acquisition.

The private placement is scheduled to raise $750,000  of which the Company will receive  approximately  $600,000 in net proceeds after legal  and  professional
fees, and potential commissions.   If the Company is able to raise the required
$750,000 this will enable the Company to close and finalize the acquisitions in
Mississippi and Texas, as well as enabling  the Company to seek out and acquire an additional clinic.  The Company should then  have  an  operating income with which to continue operating and will pursue the listing of  its common stock on a recognized exchange.

The  Company  will  then  need  additional capital to continue its  acquisition strategy.  Once the Company's common  stock  has  started trading, it will then begin seeking additional equity or debt financing to fulfill its business plan.
The Company believes that it will require approximately  $3,000,000  cash  plus stock, over the following 18 months to acquire an additional $15,000,000 in top
line  revenue.   The  Company  then  believes  its  business  plan will be self funding.

During  the next 18 months, the Company intends to acquire 10-15  clinics,  and believes  it  will  require  approximately  $3,750,000  in  additional  capital assuming market conditions remain intact.

The  Company  is  still  considered  to be a development stage company, with no revenue since the date of its inception,  and  is dependent upon the raising of

capital through placement of its common stock.   There can be no assurance that
the Company will be successful in raising the capital  it  requires through the sale of its common stock.

Readers  are  referred  to  the  cautionary  statement  below, which  addresses forward-looking statements.

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

Item 2. Changes in Securities.

There have been no changes or modifications in the Company's securities.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No  matters  were  submitted  to  a  vote  of  the  security holders during the quarterly period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   1.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to  Section  906  of  the Sarbanes-Oxley Act of 2002  (Chief  Executive
        Officer and Chief Financial Officer).

(b) Reports on Form 8-K

   1.  On September 27, 2002, the Company filed a report on Form 8-K describing the  change in control resulting  from  the  Stock  Purchase  Agreement, attached to the report as Exhibit 1.1;

                                  SIGNATURES

        In accordance  with  the requirements of the Securities Exchange Act of
1934, the registrant has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          BLUESTAR ENTERPRISES, INC.
                                          (Registrant)

Date: 11-13-02                            /s/ Alfred Oglesby
                                          -------------------------------------
                                          By: Alfred Oglesby
                                          Its: President, CEO, Secretary,
                                          Treasurer and Director

                                                                   Exhibit 99.1
                                                                   ------------

                                CERTIFICATIONS

        I, Alfred Oglesby certify that:

   1.   I have reviewed this report  on  Form  10-QSB  of Bluestar Enterprises,
        Inc.;

   2.   Based  on  my  knowledge,  this  report  does  not contain  any  untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such  statements  were made, not misleading with respect to the  period covered by this report;

   3.   Based on my knowledge,  the  financial  statements, and other financial information included in this report, fairly  present  in  all  material respect  the financial condition, results of operations and cash  flows of the registrant as of, and for, the periods presented in this report;

Dated:  11-13-02
                                          /s/ Alfred Oglesby
                                          -------------------------------------
                                          Alfred Oglesby
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                       10